Form 10QSB
period 1996-06-30
ALBINA COMMUNITY BANCORP
filed 1996-08-14
CIK 1009908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended June 30, 1996 or

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                        For the transition period from to

                         Commission file number 333-3442


                            ALBINA COMMUNITY BANCORP

             (Exact Name of Registrant as Specified in Its Charter)

                                Oregon 93-1129061
      (State or Other Jurisdiction of (I.R.S. Employer Identification No.)
                         Incorporation or Organization)


                  1130 N.E. Alberta St., Portland, Oregon 97211
- --------------------------------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

                                  503-287-7537
                           (Issuer's telephone number)


     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act after the distribution of during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes    No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                               Outstanding at August 9,1996

Class A Common Stock, no par value                        165,670



Transitional Small Business Disclosure Format (check one):  Yes X     No

                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements.


                     Albina Community Bancorp and Subsidiary
                   Consolidated Balance Sheet at June 30, 1996



                  Assets                                                                              June 30, 1996

Cash and cash equivalents:
   Cash and due from banks                                                                                  310,658
   Federal funds sold                                                                                     3,235,000
      Total cash and cash equivalents                                                                     3,545,658
Investment securities - held to maturity                                                                  3,475,748
Loans, net                                                                                                4,706,390
Premises and equipment                                                                                      236,682
Prepaid insurance                                                                                            14,752
Other assets                                                                                                 73,835
                                                                                                           --------
         Total assets                                                                                    12,053,064

                     Liabilities and Shareholders' Equity
Liabilities:
   Deposits:
      Demand                                                                                                190,084
      Interest-bearing demand                                                                               156,247
      Money market                                                                                        1,041,328
      Savings accounts                                                                                       91,875
      Time deposits                                                                                       6,098,455
                                                                                                          ---------
         Total deposits                                                                                   7,577,989
                                                                                                          ---------
Accrued liabilities                                                                                          15,617
Other liabilities                                                                                           480,717
                                                                                                            -------
         Total liabilities                                                                                8,074,323

Shareholders' equity (note 3)
   Preferred stock, authorised 1,000,000, without par value.
      Series A 1%; $1.00 per share liquidation preference;                                                2,236,058
         non-cumulative; 20,000 shares designated, 16,300 shares
         issued and outstanding at June 30, 1996.
      Series B 1%; $1.00 per share liquidation preference;                                                  851,800
         non-cumulative; 10,000 shares designated, 8,518 shares
         issued and outstanding at June 30, 1996.
      Series C 10%; $100.00 per share liquidation preference;                                               457,000
         non-cumulative; 10,000 shares designated, 4,570 shares issued and outstanding at June 30, 1996.
   Common Stock:
      Class A common stock, without par value. Authorized 3,000,000 shares;                               1,656,700
      165,670 shares issued and outstanding at June 30, 1996.
      Class B common stock, without par value.  Authorized 1,000,000 shares; none                                 -
      issued or outstanding.
   Accumulated deficit ($965,985 allocable to Series A and B preferred stock and
   $256,832 allocable to common stock at June 30, 1996)                                                 (1,222,817)
         Total shareholders' equity                                                                       3,978,741
                                                                                                          ---------
         Total liabilities and shareholders' equity                                                      12,053,064
                                                                                                         ==========



                     Albina Community Bancorp and Subsidiary
                      Consolidated Statements of Operations
              for the Six Month Period Ended June 30, 1995 and 1996

                                                Three Months Ended June 30,            Six Months Ended June 30,
                                                     1995              1996               1995               1996

Interest income:
   Interest on loans                                $     -           $71,382            $     -          $  78,813
   Interest on federal funds sold                         -            32,907                  -             72,277
   Interest on investment securities                      -            55,518                  -             99,863
                                                       ----            ------               ----             ------
         Total interest income                            -           159,807                  -            250,953
Interest expense:
   Deposits:
      Interest-bearing demand                             -               450                  -                640
      Money market                                        -            10,500                  -             12,054
      Savings                                             -               406                  -                480
      Time                                                -            56,948                  -                  -
      Other interest expense                              -               164                  -             92,457
                                                                       ------               ----             ------
         Total interest expense                           -            68,468                  -            105,795
                                                       ----            ------               ----            -------
         Net interest income                              -            91,339                  -            145,158
Provision for loan losses                                 -            53,600                  -             59,806
                                                       ----            ------               ----             ------
         Net interest income after
         provision for loan losses                        -            37,739                  -             85,352
Non-interest income:
   Fees and service charges                               -             4,065                  -              5,320
                                                       ----           -------               ----            -------
         Total non-interest income                        -             4,065                  -              5,320
Non-interest expense:
   Salaries and related benefits                     43,466           221,183             92,341            448,747
   Occupancy expense                                      -            11,027                  -             30,894
   Furniture and equipment                                -            33,607                  -             26,199
   Professional services                             29,166            30,909             39,323             35,271
   Other expenses                                     3,485            66,831              5,665            138,821
                                                   --------            ------            -------            -------
         Total non-interest expense                $ 76,117         $ 363,577          $ 137,329          $ 679,932
                                                     ------           -------            -------            -------
         Net loss                                 $(76,117)        $(321,773)         $(137,329)         $(589,260)
                                                    ======           =======            =======            =======



                     Albina Community Bancorp and Subsidiary
                      Consolidated Statements of Cash Flows
                 for the Six Months Ended June 30, 1995 and 1996

                                                             Three Months                    Six Months
                                                             Ended June 30,                 Ended June 30,
                                                          1995           1996             1995            1996
Cash flows from operating activities:
   Net Loss                                            (76,117)      $(321,773)       $(137,329)      $(589,260)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation expense                                    -           7,281                -          16,676
      Provision for loan loss                                 -          53,600                -          59,806
      (Increase) decrease in prepaid insurance                -           3,823                -           7,197
      Increase in other assets                                -        (62,698)                -        (70,727)
      Increase (decrease) in accrued liabilities              -          25,300                -        (78,740)
      Increase in other liabilities                          -          412,683                -         441,341
                                                      ---------         -------        ---------         -------
         Net cash used in operating activities         (76,117)         118,216        (137,329)       (213,707)
Cash flows from investing activities:
   Purchase of investment securities                          -        (50,960)                -        (95,305)
   Additions to premises and equipment                        -        (75,298)                -       (107,081)
   Loan originations                                          -     (3,553,478)                -     (4,766,196)
                                                                    ----------         ---------     ----------
         Net cash used in investing activities                -     (3,679,736)                -     (4,968,582)
Cash flows from financing activities:
   Net increase in deposit liabilities                        -       3,180,571                -       6,404,490
   Proceeds from contributed capital                     80,000               -          160,000               -
                                                         ------     -----------          -------      ----------
         Net cash provided by financing activites        80,000       3,180,571          160,000       6,404,490
         Net increase in cash and cash
         equivalents                                      3,883       (380,949)           22,671       1,222,201
Cash and cash equivalents at beginning of period        $60,832      $3,926,607         $ 42,044      $2,323,457
                                                         ------       ---------          -------       ---------
Cash and cash equivalents at end of period              $64,715      $3,545,658         $ 64,715      $3,545,658
                                                         ======       =========          =======       =========


                     Albina Community Bancorp and Subsidiary
                   Notes to Consolidated Financial Statements
             at and for the Six Months Ended June 30, 1995 and 1996


Note 1.  Presentation

In accordance with Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission, the financial statements and accompanying notes thereto do not contain all disclosures required by generally accepted accounting principles. These condensed financial statements and accompanying notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto contained in the Company's registration statement on Form SB-1, as amended, filed with the Securities and Exchange Commission on April 10, 1996.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly its financial position as of June 30, 1996, and the results of its operations for the six months ended June 30, 1995 and 1996, and changes in its financial positions for the six months ended June 30, 1995 and 1996. All adjustments were of a normal recurring nature. Results for interim periods are not necessarily indicative of those to be expected for the full year.

Note 2.  Reserve for Loan Losses

The reserve for loan losses represents management's recognition of the assumed risks of extending credit and its evaluation of the quality of the loan portfolio. The reserve is maintained at a level considered adequate to provide for potential loan losses based on management's assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, loss experience and an overall evaluation of the quality of the portfolio. The reserve is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. Uncollectible interest on loans is charged off or an allowance established by a charge to income equal to all interest previously accrued and interest is subsequently recognized only to the extent cash payments are received until delinquent interest is paid in full and, in management's judgment, the borrower's ability to make periodic interest and principal payments is back to normal in which case the loan is returned to accrual status.


Transactions on the reserve for loan losses for the six months ended June 30, 1996 were as follows:

   Balance, beginning of period                               $      0

   Provision for loan losses                                    59,806
   Loans charged off                                                 0
   Recoveries of loans previously charged off                        0
                                                             ---------

   Balance, end of period                                     $ 59,806
                                                             =========


Note 3.  Shareholders' Equity

The authorized capital stock consists of 5,000,000 shares divided into 4,000,000 shares of common stock and 1,000,000 shares of preferred stock:

   (a) Preferred Stock

The Company is currently authorized to issue up to 1,000,000 shares of preferred stock. The Board of Directors of the Company has the authority to issue preferred stock in one or more series, and to designate the preferences, limitations and relative rights of the shares of any such series. The Board of Directors also has the authority to determine the liquidation and dividend rights on any preferred stock that may be issued, including the priority of such rights over the liquidation and dividend rights of holders of the common stock.

There are 20,000 shares of preferred stock designated as Series A 1% preferred stock (Series A Preferred) with a liquidation preference of $1.00 per share, and liquidation participation rights at ten times the amount distributable on  liquidation  with  respect to the  common  stock up to a maximum of $100 per share.  The  Series  A  Preferred  thus  fully  participates  (after  the  $1.00 liquidation  preference) with the Series B Preferred and the common stock in any gain or loss in shareholder equity if the amount to which the Series A Preferred would be entitled upon  liquidation  is less than $100 per share.  This stock is entitled  to a  non-cumulative  annual  dividend  of $1 per  share,  when and as declared  by the  Board  of  Directors,  which  must be paid in any  year a cash dividend on the common  stock is declared.  Series A Preferred  has the right to elect directors representing 25% of the total number of directors to be elected.
Holders of the Series A Preferred  will have no other voting  rights  except for matters which directly affect the rights of that class of stock.

10,000 shares of preferred stock are designated as Series B 1% non-voting preferred stock (Series B Preferred). These shares are identical to the Series A
Preferred except that the Series B Preferred has no voting rights with respect to the election of the Board of Directors, and has no other voting rights, except as required by law.

10,000 shares of preferred stock are designated as Series C 10% non-voting convertible preferred stock (Series C Preferred). The Series C Preferred is on even parity with the Series A and Series B Preferred with respect to dividend rights, however there is a $100.00 per share liquidation preference for the Series C Preferred. The Series C Preferred is entitled to a non-cumulative annual dividend of $10.00 per share, when and as declared by the Board of Directors, which must be paid in any year a cash dividend on the common stock is declared. The Series C Preferred is convertible at the option of the holder into common stock at the rate of ten shares of Class A common stock for each share of Series C Preferred up to a maximum of 4.99% of the shares of Class A common stock outstanding at the time of conversion. Any shares of common stock in excess of 4.99% of Class A common stock issued upon the conversion of Series C
Preferred  would be shares of Class B  non-voting  common  stock.  The  Series C
Preferred has no voting rights except as required by law. Under certain circumstances, the holders of the Series C Preferred are entitled to have such shares (of the Class A common stock into which such shares are exchanged) registered under applicable securities law for resale.

   (b) Common Stock

The authorized common stock consists of 3,000,000 shares without par value of Class A voting common stock and 1,000,000 shares without par value of Class B non-voting common stock. None of the Class B non-voting common stock is outstanding. Shares of the common stock each have the same rights to the assets of the Company upon liquidation, subject to any liquidation preference of preferred stock which may be outstanding. There are no preemptive rights to acquire additional securities that the Company may issue. The holders of common stock are entitled to receive dividends, if any, as may be declared by the Board of Directors. Rights to receive dividends on the common stock are subject to the prior rights of shares of preferred stock then outstanding.

Each share of the Class A common stock is entitled to one vote on all matters presented for shareholder vote, including the election of directors, subject to special voting rights of the holders of the Series A preferred stock.
Shareholders do not have the right to accumulate votes in the election of the directors. Shares of Class B common stock have no voting rights other than as required by law, but are otherwise in all respects identical to shares of Class
A common stock.

Note 4.  Investment Securities - Held to Maturity

The Bank has invested in treasury securities. The book value of these securities approximates market at June 30, 1996. The entire investment portfolio matures by July 31, 1997.









Item  2. Plan of Operation


   Overview

   The  Company's  business  plan was  created in  consultation  with  Shorebank
Advisory Services, a subsidiary of South Shore Bancorp in Chicago, Illinois, the parent  holding  company  of  South  Shore  Bank,  one  of the  first  community development banks in the United States.  Community development banks, as well as
other  community  development  financial  institutions,   tailor  specific  loan
products to meet the needs of low-income and minority communities, and have been innovators in the creation of  non-standard  transactions  which have  sometimes been adopted by mainstream  lending  institutions.  These institutions have also been successful in promoting  community  revitalization  by providing a presence that is known and trusted within communities which have become disconnected from the mainstream social and economic system.  Moreover, these institutions provide a wide  array of  services  intended  to build the  capacity  of  borrowers  and community  institutions and to promote  revitalization  efforts.  The success of these  institutions  is due in part to the  focus of  lending  decisions  on the collective  benefit to entire  communities,  rather  than on the  benefit to the institution of discreet transactions.

   The business plan is intended to implement the Company's stated mission of promoting redevelopment and reinvestment in North/Northeast Portland, Oregon
(the "Target Area"), through credit assistance for renovation and rehabilitation of existing residences, stimulation of the rehabilitation industry and small business enterprises, and by attracting capital from outside investors.

   The business plan initially calls for making credit available to residents of the Target Area for acquisition and  rehabilitation  of residential  properties, small business  financing,  and consumer loans.  The Bank will  participate with other financial  institutions in loans which exceed the Bank's lending limit, or which are originated by other  institutions  and present  opportunities  for the
Bank to deploy its  capital  within the market area at an  appropriate  level of risk.  Over  time it is  expected  that  there  be  more  emphasis  on  business development and housing development within the Target Area. The Company believes that by focusing its resources on a concentrated area, the perception of outside
investors  and  entrepreneurs  will  improve,   attracting  additional  capital,
business development, and employment prospects.

   Capital Resources

   The Company  currently  has no operations  separate  from the Bank.  The Bank commenced operations on December 19, 1995, following the private offering of the
Company  which  raised   approximately   $4.6  million.   The  Company  filed  a
registration statement with the Securities and Exchange Commission, which became effective on June 26, 1996, in connection with the offering of 100,000 shares of the Company's Class A common stock at a price per share of $10.00.  The offering has not yet been  completed,  but is expected to be completed  before the end of the fiscal year.

   The Company believes that proceeds of the public offering, together with existing capital will satisfy the cash requirements of the Company for at least the next six months of operation. It is anticipated that the Company's cash requirements will not exceed $1.5 million during that period, and it will not be necessary to raise additional capital.

   Although the Company has no current plans to do so, it may consider opportunities in the future to acquire one or more existing banks which may be positioned to further the objectives of the Company, and may consider prudent business opportunities outside the Target Area.

Albina Community Bank

   The Bank is a  commercial  bank  organized  under Oregon law, the deposits of which are  insured  by the FDIC.  The Bank's  lending  programs  are  focused on
residential  loans  for  acquisition,   rehabilitation,  and  home  improvement,
including  federally  guaranteed loans. In addition,  the Bank offers commercial loans to small businesses,  including  inventory and working capital  financing, and loans  guaranteed by the federal Small Business  Administration.  The Bank's primary  deposit base  includes  large time deposits by  governmental  entities,
corporations,   socially   responsible  local  citizens,   and   program-related
investors.






Results of Recent Operations

   The Company has no  operations  separate  from the Bank.  The Bank  commenced operations in December,  1995,  and its activities  have primarily  consisted of gathering  deposits and writing loans, as well as installing  internal operating systems.  At June 30,  1996,  the Bank had total assets of  approximately  $12.0 million,  total loans of approximately $4.7 million,  and total deposits of $7.6 million.  The Bank experienced a loss of $509,912 for the six month period ended
June 30, 1996,  primarily as a result of high payroll  expenses  attributable to retaining more  employees than a community bank of its size would  typically do.
In order to attract deposits, the Bank hired a deposit development officer which causes the Bank to incur significant  payroll costs which are not covered by the level of interest income  currently being generated.  Further,  additional costs are  attributable  to salaries  for loan  officers in the process of  initiating loans, the fees and interest income from which has yet to be fully realized.  It is believed that  employing  additional  personnel to achieve  profitability  as
early  as  possible  is  important   to  the  ultimate   success  of  the  Bank,
notwithstanding  the  attendant  decline  of  capital  which is  expected  to be temporary.  It is  anticipated  that as the deposits and loans continue to grow, the rate of losses  will  decline.  Moreover,  it is hoped  that as the  lending officers gain experience with lending in the Bank's target market,  the level of loan production will increase,  and the payroll expenses as a percent of revenue will decline.  It is not known, and cannot be accurately  predicted at this time if or when the Bank will achieve profitability.

         Deposits

         The following table sets forth the average deposit liabilities of and the rates paid by the Bank for the six months ended June 30, 1996:


                                                              Average Balance                    Average Rate Paid

         Non Interest-bearing demand                         $   56,237                            n/a
         Interest-bearing demand                                 71,981                           2.25%
         Savings                                                555,396                           4.53%
         Time                                                 3,632,951                           5.12%
                                                              ---------
         Total deposits                                      $4,316,565


         Of the time deposits listed above, the deposits of $100,000 or more had the following times remaining to maturity:

                                                              Balance at
                                                            June 30, 1996
         Remaining maturity:
                  less than 3 months                            504,428
                  3-6 months                                      -
                  6-12 months                                 2,237,514
                  over 12 months                                100,839
         Total deposits $100,000 or more                     $2,842,781
                                                              ==========


         Loans

         Interest earned on the loan and investment portfolios are the primary source of income for the Bank. Net loans represent 39% of total assets as of June 30, 1996. The Bank makes substantially all of its loans to customers located within the Bank's service area. The Bank has no loans defined as highly leveraged transactions by the Federal Reserve Board, and has no loan losses as of June 30, 1996. The following table sets forth the composition of the loan portfolio at June 30, 1996:


                                                              June 30, 1996

         Commercial                                           $1,906,804
         Residential Real Estate                               2,655,933
         Installment                                             203,459
                                                              -----------
                  Total loans                                  4,766,196
         Reserve for loan losses
                  Net loans                                   $4,706,390



         Investment Portfolio

         The investment portfolio at June 30, 1996, consisted entirely of United States Treasury securities maturing by July 31, 1997, with an aggregate book value of $3,475,748.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

                  None.

Item 2.  Changes in Securities.

                  Not applicable.

Item 3.  Defaults Upon Senior Securities.

                  Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders.

                  Not applicable.

Item 5.  Other Information.

                  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                           The following exhibit is being filed herewith:

                           Exhibit 27       Financial Data Schedules


                  (b)      Reports on Form 8-K.

                           None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:            August 13, 1996.


                            ALBINA COMMUNITY BANCORP



                              By: /s/ Leon C. Smith
                                  Leon C. Smith
                      President and Chief Executive Officer