Form 10QSB
period 1996-09-30
ALBINA COMMUNITY BANCORP
filed 1996-11-13
CIK 1009908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996 or

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

         For the transition period from  ___________ to ___________

         Commission file number                      333-3442


                            ALBINA COMMUNITY BANCORP

             (Exact Name of Registrant as Specified in Its Charter)


                 Oregon                               93-1129061
      (State or Other Jurisdiction of   (I.R.S. Employer Identification No.)
       Incorporation or Organization)

2002 N.E. Martin Luther King, Jr. Blvd., Portland, Oregon         97212
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


        Class                                  Outstanding at November 8, 1996

Class A Common Stock, no par value                        187,302



Transitional Small Business Disclosure Format (check one):  Yes  X     No

                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements.


                     Albina Community Bancorp and Subsidiary
                   Consolidated Balance Sheet at June 30, 1996


                  Assets                                                                             September 30, 1996

Cash and cash equivalents:
   Cash and due from banks                                                                                  674,902
   Federal funds sold                                                                                     3,098,000
      Total cash and cash equivalents                                                                     3,772,902
Investment securities - held to maturity                                                                  3,513,149
Loans, net                                                                                                6,305,798
Premises and equipment                                                                                      666,971
Prepaid insurance                                                                                            10,929
Other assets                                                                                                148,403
                                                                                                          ---------
         Total assets                                                                                    14,418,152

                     Liabilities and Shareholders' Equity
Liabilities:
   Deposits:
      Demand                                                                                                862,329
      Interest-bearing demand                                                                               339,413
      Money market                                                                                        1,630,531
      Savings accounts                                                                                      148,174
      Time deposits                                                                                       7,586,516
                                                                                                          ---------
         Total deposits                                                                                  10,566,963
                                                                                                         ----------
Accrued liabilities                                                                                          35,152
Other liabilities                                                                                            70,149
                                                                                                             ------
         Total liabilities                                                                               10,672,264

Shareholders' equity (note 3)
   Preferred stock, authorized 1,000,000, without par value.
      Series A 1%; $1.00 per share liquidation preference;                                                2,236,058
         non-cumulative; 20,000 shares designated, 16,300 shares
         issued and outstanding at September 30, 1996.
      Series B 1%; $1.00 per share liquidation preference;                                                  851,800
         non-cumulative; 10,000 shares designated, 8,518 shares
         issued and outstanding at September 30, 1996.
      Series C 10%; $100.00 per share liquidation preference;                                               457,000
         non-cumulative; 10,000 shares designated, 4,570 shares issued and outstanding at September 30, 1996.
   Common Stock:
      Class A common stock, without par value. Authorized 3,000,000 shares;                               1,656,700
      165,670 shares issued and outstanding at September 30, 1996.
      Class B common stock, without par value.  Authorized 1,000,000 shares; none                                 -
      issued or outstanding.
   Accumulated deficit ($1,105,623 allocable to Series A and B preferred stock and
   $350,047 allocable to common stock at September 30, 1996).                                           (1,455,670)
         Total shareholders' equity                                                                       3,745,888
                                                                                                          ---------
         Total liabilities and shareholders' equity                                                      14,418,152
                                                                                                         ==========



                                                        -1-

                     Albina Community Bancorp and Subsidiary
                      Consolidated Statements of Operations
  for the Three-Month and Nine-Month Periods Ended September 30, 1995 and 1996


                                             Three Months Ended September 30,        Nine Months Ended September 30,
                                                     1995              1996               1995               1996
Interest income:
   Interest on loans                                $     -          $143,488            $     -         $  222,301
   Interest on federal funds sold                         -            38,856                  -            111,133
   Interest on investment securities                      -            48,076                  -            147,939
                                                       ----            ------               ----            -------
         Total interest income                            -           230,420                  -            481,373
Interest expense:
   Deposits:
      Interest-bearing demand                             -             1,381                  -              2,021
      Money market                                        -            13,522                  -             25,576
      Savings                                             -               591                  -              1,071
      Time                                                -            89,840                  -            182,297
      Other interest expense                              -               318                  -                482
                                                                       ------               ----           --------
         Total interest expense                           -           105,652                  -            211,447
                                                       ----           -------               ----            -------
         Net interest income                              -           124,768                  -            269,926
Provision for loan losses                                 -            27,603                  -             87,409
                                                       ----            ------               ----            -------
         Net interest income after
         provision for loan losses                        -            97,165                  -            182,517
Non-interest income:
   Fees and service charges                               -            10,206                  -             15,526
                                                       ----          --------               ----           --------
         Total non-interest income                        -            10,206                  -             15,526
Non-interest expense:
   Salaries and related benefits                     48,819           239,177            141,160            687,924
   Occupancy expense                                      -            12,151                  -             29,585
   Furniture and equipment                                -            16,487                  -             42,686
   Professional services                             29,206            23,606             68,529             58,877
   Other expenses                                     8,164            48,563             13,829            200,844
                                                   --------            ------           --------            -------
         Total non-interest expense                $ 86,189         $ 339,984          $ 223,518        $ 1,019,916
                                                     ------           -------            -------          ---------
   Income Tax                                            -                239                 -                 239
                                                    -------          --------            -------           --------
         Net loss                                 $(86,189)        $(232,852)         $(223,518)         $(822,112)
                                                    ======           =======            =======            =======




                                                        -2-

                                      Albina Community Bancorp and Subsidiary
                                       Consolidated Statements of Cash Flows
                                   for the Three Months and Nine Months Ended
                                             September 30, 1995 and 1996


                                                          Three Months                      Nine Months
                                                        Ended September 30,             Ended September 30,
                                                          1995           1996             1995            1996

Cash flows from operating activities:
   Net Loss                                            (86,189)      $(232,852)       $(223,518)      $(822,112)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation expense                                    -          11,903                -          28,579
      Provision for loan loss                                 -          27,603                -          87,409
      (Increase) decrease in prepaid insurance                -           3,823                -          11,020
      Increase in other assets                                -        (74,569)                -       (145,296)
      Increase (decrease) in accrued liabilities          6,042         (7,680)            6,042        (86,420)
      Increase in other liabilities                       1,319       (383,353)            1,319          57,988
                                                   ------------       ---------     ------------          ------
         Net cash used in operating activities         (78,828)       (655,125)        (216,157)       (868,832)
Cash flows from investing activities:
   Purchase of investment securities                          -        (37,401)                -       (132,706)
   Additions to premises and equipment                        -       (442,192)                -       (549,273)
   Loan originations                                          -     (1,627,011)                -     (6,393,207)
                                                                    ----------         ---------     ----------
         Net cash used in investing activities                -     (2,106,604)                -     (7,075,186)
Cash flows from financing activities:
   Net increase in deposit liabilities                        -       2,988,973                -       9,393,463
   Proceeds from contributed capital                     80,000               -          240,000               -
                                                         ------     -----------          -------      ----------
         Net cash provided by financing                  80,000       2,988,973          240,000       9,393,463
         activities
         Net increase in cash and cash
         equivalents                                      1,172         227,244           23,843       1,449,445
Cash and cash equivalents at beginning of period        $64,715      $3,545,658         $ 42,044      $2,323,457
                                                         ------       ---------          -------       ---------
Cash and cash equivalents at end of period              $65,887      $3,772,902         $ 65,887      $3,772,658
                                                         ======       =========          =======       =========




                     Albina Community Bancorp and Subsidiary
                   Notes to Consolidated Financial Statements
          at and for the Nine Months Ended September 30, 1995 and 1996


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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly its financial position as of September 30, 1996, and the results of its operations for the nine months ended September 30, 1995 and 1996, and changes in its financial positions for the nine months ended September 30, 1995 and 1996. All adjustments were of a normal recurring nature. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

Transactions on the reserve for loan losses for the nine months ended September 30, 1996 were as follows:

   Balance, beginning of period                               $        0

   Provision for loan losses                                      87,409
   Loans charged off                                                   0
   Recoveries of loans previously charged off                          0
                                                               ---------

   Balance, end of period                                       $ 87,409
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

Note 4.  Investment Securities - Held to Maturity

The Bank has invested in treasury securities. The book value of these securities approximates market at September 30, 1996. The entire investment portfolio matures within one year.

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

   The Company believes that proceeds of the public offering, together with existing capital will satisfy the cash requirements of the Company for at least the next six months of operation. It is anticipated that the Company's cash requirements will not exceed $1.0 million during that period, and it will not be necessary to raise additional capital.

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

Results of Recent Operations

   The Company has no operations separate from the Bank. The Bank commenced operations in December, 1995, and its activities have primarily consisted of gathering deposits and writing loans, as well as installing internal operating systems. At September 30, 1996, the Bank had total assets of approximately $14.4 million, total loans of approximately $6.4 million, and total deposits of $10.6 million. The Bank experienced a loss of $822,112 for the nine month period ended September 30, 1996. It is anticipated that as the deposits and loans continue to grow, the rate of losses will decline. Moreover, as lending officers gain experience with lending in the Bank's target market, the level of loan production will increase, and the payroll expenses as a percent of revenue will decline. It is not known, and cannot be accurately predicted at this time if or when the Bank will achieve profitability. Typically, a new bank's operating expenses will exceed operating revenue for the first two or three years of operations.

         Deposits

         The following table sets forth the average deposit liabilities of and the rates paid by the Bank for the nine months ended September 30, 1996:


                                                              Average Balance                    Average Rate Paid
         Non Interest-bearing demand                          $148,828                              n/a
         Interest-bearing demand                                 126,208                          2.65%
         Savings                                                820,487                           4.34%
         Time                                                 4,671,870                           5.21%
                                                              ---------
         Total deposits                                       $5,767,393


         Of the time deposits listed above, the deposits of $100,000 or more had the following times remaining to maturity:


                                                              Balance at
                                                              September 30, 1996
         Remaining maturity:
                  less than 3 months                          1,229,041
                  3-6 months                                  1,945,177
                  6-12 months                                 606,894
                  over 12 months                                100,000
                                                              ---------
         Total deposits $100,000 or more                      $3,881,112
                                                              ==========



                                                        -7-

         Loans

         Interest earned on the loan and investment portfolios are the primary source of income for the Bank. Net loans represent 43.7% of total assets as of September 30, 1996. The Bank makes substantially all of its loans to customers located within the Bank's service area. The Bank has no loans defined as highly leveraged transactions by the Federal Reserve Board, and has no loan losses as of September 30, 1996. The following table sets forth the composition of the loan portfolio at September 30, 1996:

                                                              September 30, 1996

         Commercial                                           $2,604,387
         Residential Real Estate                               3,511,888
         Installment                                             276,932
                                                              -----------
                  Total loans                                  6,393,207
         Reserve for loan losses                                  87,409
                  Net loans                                   $6,305,798


         Investment Portfolio

         The investment portfolio at September 30, 1996, consisted entirely of United States Treasury securities maturing in one year or less, with an aggregate book value of $3,513,149.

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


DATED:            November 13, 1996.


                                        ALBINA COMMUNITY BANCORP



                                  By: /s/ Leon C. Smith
                                      Leon C. Smith
                                      President and Chief Executive Officer