Form 10KSB
period 1996-12-31
ALBINA COMMUNITY BANCORP
filed 1997-03-31
CIK 1009908

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

     For the transition period from ------------to-----------


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

     Issuer's telephone number 503-287-7537

     Securities registered under Section 12(b) of the Exchange Act:

     Title of each class Name of exchange on which registered

     None
     None

Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check is there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the issuer's revenues for the most recent fiscal year  $861,362

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $2,984,700

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     At March 21, 1997, there were 192,560 shares of Class A Common Stock, no par value, outstanding

     Transitional Small Business Disclosure Format (check one): Yes X   No


70065261.02

                                     PART I

     Note: Items 1 through 6 of this Part I correspond to Items 6 through 11 of Model B of Form 1-A.

Item 1.           Description of Business.

The Company

     Albina Community Bancorp (the "Company") is an Oregon business corporation organized in 1993 by a group of concerned community and corporate citizens to promote community development services in North and Northeast Portland, Oregon, to benefit the low- and moderate-income residents and to support and finance private-sector redevelopment projects in the area. The Company's activities are focused on promoting investment and development in the Albina district through its wholly-owned subsidiary community development bank, Albina Community Bank (the "Bank"). The Company currently has no operations separate from the Bank.

Albina Community Bank

     The Bank is a commercial bank organized under Oregon law, the deposits of which are insured by the FDIC. The Bank's lending programs are focused on residential loans for acquisition, rehabilitation, and home improvement, including federally guaranteed loans. In addition, the Bank offers commercial loans to small businesses, including inventory and working capital financing, and loans guaranteed by the federal Small Business Administration. The Bank's primary deposit base includes large time deposits by governmental entities, corporations, socially responsible local citizens, and program-related investors. The Bank conducts its business from its office located at 2002 N.E. Martin Luther King, Jr. Blvd, Portland, Oregon.

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

     The business plan calls for making credit available to residents of the Target Area for acquisition and rehabilitation of residential properties, small business financing, and consumer loans. The Bank participates with other financial institutions in loans which exceed the Bank's lending limit, or which are originated by other institutions and present opportunities for the Bank to deploy its capital within the market area at an appropriate level of risk. Over time it is expected that there be more emphasis on business development and housing development within the Target Area. The Company believes that by focusing its resources on a concentrated area, the perception of outside investors and entrepreneurs will improve, attracting additional capital, business development, and employment prospects.


70065261.02
                                       -1-

     Although the Company has no current plans to do so, it may consider opportunities in the future to acquire one or more existing banks which may be positioned to further the objectives of the Company, and may consider prudent business opportunities outside the Target Area.

     Capital Resources

     The Company currently has no operations separate from the Bank. The Bank commenced operations on December 19, 1995, following a private offering of the Company's Class A Common Stock which raised approximately $4.75 million. In addition, the Company filed a registration statement with the Securities and Exchange Commission, which became effective on June 26, 1996, in connection with the offering of 100,000 shares of the Company's Class A common stock at a price per share of $10.00. The offering has not yet been completed, but is expected to be completed in the second quarter of the current fiscal year.

     The Company believes that proceeds of the public offering, together with existing capital will satisfy the cash requirements of the Company for at least the next six months of operation. It is anticipated that the Company's cash requirements will not exceed $1.0 million during that period.

     Credit Risk

     The most significant risk to the Bank is that of losses resulting from defaults on loans. The market area of the Company is concentrated in an economically highly distressed part of the city of Portland, which area has historically experienced high unemployment and low income levels. The financial success of the Bank and the Company is dependent on the ability of borrowers to make timely payments, and on the positive impact of community development efforts on property values in the market area. Although the Bank has established an allowance for possible loan losses, if its loss experience is high, the charge to income to cover such losses could eliminate any profits of the Company, and could jeopardize the Bank's capital and ongoing operations. As the Bank may make loans which other commercial lenders have not made, or are unwilling to make, the underwriting criteria utilized by the Bank, and the credit risk assessment made by its management team, become particularly critical to limiting potential loan losses.

     Management believes it can limit such losses to an acceptable level by the use of government guarantees when available, retaining adequate security for loans, and by becoming more familiar with the borrowers and the Community than other lenders have been able to do. As of December 31, 1996, the Bank had experienced no losses as a result of defaults on loans.

     Interest Rate Risk

     It is the Bank's business to borrow funds from depositors and other sources, and to lend those funds to borrowers or invest in interest-bearing securities. Net interest income, the Bank's primary source of income, is determined by the difference between the cost of deposits or other funds and the interest earned on loans or investment securities. Consequently, the Bank could suffer significant losses if its cost of funds were to rise and the additional costs could not be passed on to borrowers. Similar interest rate risks apply if the Bank invests in long-term fixed rate securities.

     The Bank strives to ameliorate such risk in two ways: First, the Bank offers loans with variable interest rates, which permit the Bank to increase the interest rate, periodically, to reflect changes in the prevailing cost of funds.

     The second way the Bank attempts to reduce the effects of interest rate changes is to match, to the extent possible, the maturities of the interest-bearing liabilities (such as time certificates of deposit) and fixed-rate loans or investment securities (such as U.S. Treasury bonds) it has purchased. In this way, as loans or investments are paid off or mature, a like or similar amount of deposits also matures, and loans can be matched with deposits to establish an acceptable interest rate spread over the maturity of the loan. Although management strives to minimize risk through asset/liability management policies, from time to time maturities may not be balanced. During such periods, a rapid decrease or increase in interest rates could have an adverse effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore on the results of operations of the Bank.


70065261.02
                                       -2-

The following table sets forth an analysis of the sensitivity of the loan portfolio to changes in interest rates.


                                   1st Qtr    2nd Qtr    3rd Qtr    4th Qtr   1st Half  2nd Half Full Year    Years     Beyond
                      REVOLVING      1997       1997       1997      1997       1998      1998      1999    2000-2001 Year 2001
===================================================================================================================================

ASSETS
Fed Fund Sold             429,000

Fixed Rate Securities                           547,000    499,000   501,000  1,000,000  503,000                       1,000,000
Floating Rate                                                                 2,040,000
Securities
Total Securities                                547,000    499,000   501,000  3,040,000  503,000                       1,000,000

Fixed Rate Loans                      25,000                          12,000    200,000  200,000    505,000 1,010,000  2,603,000
Floating Rate Loans     2,422,000    400,000    400,000    400,000   415,000                      3,000,000
Total Loans             2,422,000    425,000    400,000    400,000   427,000    200,000  200,000  3,505,000 1,010,000  2,603,000
Other Assets                                                                                                           1,698,000
Total Assets            2,851,000    425,000    947,000    899,000   928,000  3,240,000  703,000  3,505,000 1,010,000  5,301,000


LIABILITIES &
EQUITY
Non-Interest                                                                                                             986,000
  Bearing DDA
Interest Bearing DDA                                                                                                     778,000
Savings                                                                                                                1,058,000
Money Market            1,973,000
Fixed Rate                         1,046,000    409,000    409,000   409,000    181,000
CD's $100
Fixed Rate                         2,470,000    600,000    600,000   828,000    495,000
CD's $100
Fixed Rate                                    1,000,000              600,000  2,300,000
  Brokered CD's
Total Deposits          1,973,000  3,516,000  2,009,000  1,009,000 1,837,000  2,976,000                                2,822,000

Other Liabilities                                                                                                        152,000

Equity                                                                                                                 3,515,000

Total Liabilities &     1,973,000  3,516,000  2,009,000  1,009,000 1,873,000  2,976,000                                6,489,000
Equity





(continued)             REVOLVING      TOTALS
===============================================

ASSETS
Fed Fund Sold             429,000      429,000

Fixed Rate Securities                4,050,000
Floating Rate                        2,040,000
Securities
Total Securities                     6,090,000

Fixed Rate Loans                     4,555,000
Floating Rate Loans     2,422,000    7,037,000
Total Loans             2,422,000   11,592,000
Other Assets                         1,698,000
Total Assets            2,851,000   19,809,000
LIABILITIES &
EQUITY
Non-Interest                           986,000
  Bearing DDA
Interest Bearing DDA                   778,000
Savings                              1,058,000
Money Market            1,973,000    l,973,000
Fixed Rate                           2,454,000
CD's $100
Fixed Rate                           4,993,000
CD's $100
Fixed Rate                           3,900,000
  Brokered CD's
Total Deposits          1,973,000   16,142,000
Other Liabilities                      152,000

Equity                               3,515,000
Total Liabilities &     1,973,000   19,809,000
Equity




                             1st Qtr     2nd Qtr     3rd Qtr    4th Qtr    1st Half    2nd Half   Full Year   Years      Beyond
               REVOLVING      1997        1997        1997       1997        1998        1998       1999    2000-2001   Year 2001
===================================================================================================================================

GAP $        878,000 (3,091,000) (1,062,000)   (110,000)  (909,000)     264,000     703,000 3,505,000  1,010,000 (1,188,000)
GAP/Total       4.4%      -15.6%       -5.4%       -0.6%      -4.6%        1.3%        3.5%     17.7%       5.1%       -6.0%
Assets
Cumulative   878,000 (2,213,000) (3,275,000) (3,385,000)(4,294,000) (4,030,000) (3,327,000)   178,000  1,188,000           -
GAP $
Cum             4.4%      -11.2%      -16.5%      -17.1%     -21.7%      -20.3%      -16.8%      0.9%       6.0%        0.0%
GAP/Total
Assets

Rate Shock
- $ Impact
if rates:
+1.00%         8,780    (22,130)    (32,750)    (33,850)   (42,940)    (40,300)    (33,270)     1,780     11,880           -
(annualized)
-1.00%       (8,870)     22,130      32,750      33,850     42,940      40,300      33,270   (1,780)   (11,880)            -
(annualized)





(continued)    REVOLVING     TOTALS
======================================

GAP $        878,000           -
GAP/Total       4.4%
Assets
Cumulative   878,000           -
GAP $
Cum             4.4%           -
GAP/Total
Assets

Rate Shock
- $ Impact
if rates:
+1.00%         8,780           -
(annualized)
-1.00%       (8,870)           -
(annualized)




70065261.02
                                                                -3-

Results of Recent Operations

     The Company has no operations separate from the Bank. The Bank commenced operations in December, 1995, and its activities have primarily consisted of gathering deposits and writing loans, as well as installing internal operating systems. At December 31, 1996, the Bank had total assets of approximately $19.8 million, total loans of approximately $11.3 million, and total deposits of $15.8 million. The Bank experienced a loss of $1.16 million for the year ended December 31, 1996, primarily as a result of operating costs exceeding revenues during the initial stages of operation. It is anticipated that as the deposits and loans continue to grow, the rate of losses will decline, although various factors, including adverse experience with credit risk and interest-rate risk, discussed below, may nonetheless result in losses. Moreover, as lending officers gain experience with lending in the Bank's target market, the level of loan production will increase, and the operating expenses as a percent of revenue will decline. It is not known, and cannot be accurately predicted at this time if or when the Bank will achieve profitability. Typically, a new bank's operating expenses will exceed operating revenue for the first two or three years of operations.

         Deposits

         The following table sets forth the average deposit liabilities of and the rates paid by the Bank for the year ended December 31, 1996:
                                     Average Balance    Average Rate Paid

 Non interest-bearing demand         $311,897                n/a
 Interest-bearing demand             267,057                2.9%
 Savings                             1,220,393              4.4%
 Time                                5,898,973              5.3%
                                     ---------
 Total deposits                      $7,698,320

         Of the time deposits listed above, the deposits of $100,000 or more had the following times remaining to maturity:

                                                              Balance at
                                                              December 31, 1996
         Remaining maturity:
                  less than 3 months                          2,470,292
                  3-6 months                                    914,588
                  6-12 months                                 1,113,665
                  over 12 months                                495,000
                                                              ----------
         Total deposits $100,000 or more                      $4,993,545
                                                              ==========


         Loans

         Interest earned on the loan and investment portfolios are the primary source of income for the Bank. Net loans represent 57.2% of total assets as of December 31, 1996. The Bank makes the majority of its loans to customers located within the Bank's service area. The Bank has no loans defined as highly leveraged transactions by the Federal Reserve Board, and has no loan charge-offs as of December 31, 1996. The following table sets forth the composition of the loan portfolio at December 31, 1996:

         Commercial - lines of credit                       $2,482,743
         Commercial - construction                             401,016
         Commercial - real estate                            4,790,122
         Residential Real Estate                             3,578,624
         Installment                                           335,518
         Other                                                   3,745
                                                            -----------
                  Total loans                               11,591,768
         Deferred loan fees, net                               (85,530)
         Allowance for loan losses                            (172,590)
                                                           ------------
                  Net loans                                $11,333,648

70065261.02
                                       -4-

         Investment Portfolio

         The investment portfolio at December 31, 1996, had an aggregate book value of $6,090,352, as follows:

         US Government and Federal Agencies                   $3,046,499
         Mortgage Backed Securities                           3,043,853
                  Total Securities                            $6,090,352


         Employees

         As of December 31, 1996 the Bank had a total of 19 employees, of which 16 were permanent full-time, 2 were temporary full-time and 1 was temporary part-time. The Company has no employes other than those of the Bank.


Supervision and Regulation

         General

         The Company and the Bank are extensively regulated under federal and state law. These laws and regulations are intended to protect depositors, not shareholders. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company and the Bank. The operations of the Company and the Bank may be affected by legislative changes and by the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future.

         The Company, as a corporation organized under Oregon law, is subject to certain limitations and restrictions of state law. Such limitations and restrictions relate to such corporate matters as indemnification of directors, distributions to shareholders, transactions with officers or directors, proper maintenance of books and records, and procedural requirements with respect to directors' and shareholders' meetings.

         Federal Bank Holding Company Regulation

         The Company is a bank holding company within the meaning of the Bank Holding Company Act (the "BHCA"), and as such, it is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company is required to file annual reports with the Federal Reserve and to provide the Federal Reserve such additional information as the Federal Reserve may require.

         The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company, after such acquisition, if it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. The Federal Reserve will not approve any acquisition, merger or consolidation that would have a substantial anti-competitive result, unless the anti-competitive effects of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The Federal Reserve also considers capital adequacy and other financial and managerial factors in reviewing acquisitions or mergers.

         With certain exceptions, BHCA also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve

70065261.02
                                       -5-
certain non-bank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. In making this determination, the Federal Reserve considers whether the performance of such activities by a bank holding company can be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency in resources, which can be expected to outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest or unsound banking practices. Community redevelopment entities are among the activities deemed permissible by the Federal Reserve.

         Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs, including funds for payment of dividends, interest and operating expenses. Further, under the Federal Reserve Act and certain regulations of the Federal Reserve, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, the Bank may not generally require a customer to obtain other services from the Bank or the Company, and may not require that the customer promise not to obtain other services from a competitor, as a condition to an extension of credit to the customer.

         Federal and State Bank Regulation

         The Bank, as a state chartered bank with deposits insured by the Federal Deposit Insurance Corporation ("FDIC") that is not a member of the
Federal Reserve System, is subject to the supervision and regulation of the Director of the Oregon Department of Consumer and Business Services,
administered through the Division of Finance and Corporate Securities (the "Oregon Director"), and to the supervision and regulation of the FDIC. These agencies may prohibit the Bank from engaging in what they believe constitute unsafe or unsound banking practices.

         As of July 1, 1989, Oregon has permitted out-of-state banking institutions to acquire banks or holding companies that have been in existence for a period of no fewer than three years. Generally, such acquisitions are subject to the approval of the Federal Reserve Board and the Oregon Director. As a result of 1993 Oregon legislation and 1995 federal law changes, Oregon banks may merge with out-of-state national or state banks, and out-of-state national and state banks may acquire Oregon branches or may merge with or acquire branches of Oregon or federal savings associations. Initial acquisitions must involve institutions which have been engaged in banking in Oregon for at least three years, but once such an acquisition is made, the resulting bank may add additional branches.

         The Community Reinvestment Act (the "CRA") requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluates the record of the financial institutions in meeting the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The provisions of the CRA may be enforced by private citizens and interest groups as well as federal banking regulators, who conduct regular CRA examinations. A satisfactory rating means the Bank has adequately met the needs of the community, consistent with safe and sound banking practices. Although the Bank has not yet been subjected to a CRA examination, it is anticipated that the Bank will consistently receive more than satisfactory ratings on its CRA performance, as a result of its particular focus on meeting such credit needs.

         The Bank is also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not covered above and who are not employees, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. The Bank is also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of the Bank, the imposition of a cease and desist order, and other regulatory sanctions.

     70065261.02
                                       -6-

         Under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), each Federal banking agency is required to prescribe, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards are to cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Company believes that the Bank already meets substantially all the standards which have been or are likely to be adopted, and therefore does not believe that the implementation of these regulatory standards will materially affect the Company's business operations.

         Deposit Insurance

         As an FDIC member institution, the deposits of the Bank are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC. The Bank is required to pay semi-annual deposit insurance premium assessments to the FDIC.

         The FDICIA includes provisions to reform the Federal deposit insurance system, including the implementation of risk-based deposit insurance premiums. The FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. Pursuant to the FDICIA, the FDIC implemented a transitional risk based insurance premium system on January 1, 1993. Generally, under this system, banks are assessed insurance premiums according to how much risk they are deemed to present to BIF. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or involving a higher degree of supervisory concern. The premium range is from $.00, for the highest-rated institutions (subject to a statutory minimum assessment of $2,000) to $.27 per $100 of domestic deposits. The Bank's current FDIC premium rate is $.01 per $100 of domestic deposits.

         Dividends

         The principal source of the Company's cash revenues is dividends received from the Bank. Under the Oregon Bank Act, the Bank is subject to restrictions on its payment of cash dividends to the Company. The Bank may not pay cash dividends if that payment would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. In addition, the amount of the dividend may not be greater than its net undivided profits then on hand, after first deducting (i) all losses; (ii) all bad debts, unless the debts are well-secured, (a) on which interest for a period of one year is past due and unpaid, and (b) upon which final judgment has been obtained, but for more than one year the judgment has been unsatisfied and interest has not been paid; (iii) all assets or depreciation charged off as required by the Oregon Director; and (iv) all accrued expenses, interest and taxes of the Bank.

         In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. The Bank and the Company are not currently subject to any regulatory restrictions on their dividends other than those noted above. However, the Bank is currently unable to pay dividends to the Company as a result of the lack of retained earnings. It is not known when, if ever, the Bank will be able to pay such "upstream" dividends.

         Capital Adequacy

         The federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open facilities.

         The FDIC and Federal Reserve have adopted risk-based capital guidelines for banks and bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance-sheet exposure

70065261.02
                                       -7-
and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items. The guidelines  are  minimums,  and the Federal  Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital.

         Tier 1 capital for bank holding companies includes common shareholders' equity, qualifying perpetual preferred stock (up to 25% of total Tier 1 capital, if cumulative; under a Federal Reserve rule, redeemable perpetual preferred stock may not be counted as Tier 1 capital unless the redemption is subject to the prior approval of the Federal Reserve) and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above. Tier 2 capital includes: (i) the allowance for loan losses of up to 1.25% of risk-weighted assets; (ii) any qualifying perpetual preferred stock which exceeds the amount which may be included in Tier 1 capital; (iii) hybrid capital instrument; (iv) perpetual debt; (v) mandatory convertible securities and (vi) subordinated debt and intermediate term preferred stock of up to 50% of Tier 1 capital. Total capital is the sum of Tier 1 and Tier 2 capital less reciprocal holdings of other banking organizations, capital instruments and investments in unconsolidated subsidiaries.

         Banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50%, and 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets.

         Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property, which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have 0% risk-weight. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given 100% conversion factor. The transaction related contingencies such as bid bonds, other standby letters of credit and undrawn commitments, including commercial credit lines with an initial maturity of more than one year, have a 50% conversion factor. Short-term, self-liquidating trade contingencies are converted at 20%, and short-term commitments have a 0% factor.

         The Federal Reserve also has implemented a leverage ratio, which is Tier 1 capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve requires a minimum leverage ratio of 3%. However, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, the Federal Reserve expects an additional cushion of at least 1% to 2%.

         For bank holding companies with less than $150 million in consolidated assets, the guidelines are applied on a bank-only basis unless the holding company is engaged in a non-bank activity involving significant leverage or has a significant amount of outstanding debt that is held by the general public. As of December 31, 1996, the Company was in compliance with applicable capital requirements.

         The FDICIA also created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be "undercapitalized" depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions. The Company does not anticipate that these regulations will have any material effect on the Bank.

         Under Oregon law, shares of the Bank may be assessable under certain circumstances. If the capital of the Bank becomes impaired, shareholders of the Bank (i.e. the Company) may be required to contribute additional capital. Shareholders of the Company would not be called upon for such a contribution.



70065261.02
                                       -8-

         Effects of Government Monetary Policy

         The earnings and growth of the Bank, and its existing and future activities, are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on the Company cannot be predicted with certainty.

         Changing Regulatory Structure of the Banking Industry

         The laws and regulations affecting banks and bank holding companies are currently undergoing significant changes. Bills are now pending or expected to be introduced in the United States Congress that contain proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. If enacted into law, these bills could have the effect of increasing or decreasing the cost of doing business, limiting or expanding permissible activities (including activities in the insurance and securities fields), or affecting the competitive balance among banks, savings associations, and other financial institutions. Some of these bills would reduce the extent of federal deposit insurance, broaden the powers or the geographical range of operations of bank holding companies, modify interstate branching restrictions applicable to banks, regulate bank involvement in derivative securities activities, and realign the structure and jurisdiction of various financial institution regulatory agencies. Whether or in what form any such legislation may be adopted or the extent to which the business of the Company might be affected thereby cannot be predicted with certainty.

         Of particular note is legislation which has been recently been enacted by Congress, as referred to above, permitting interstate banking and branching, which would allow banks to expand nationwide through acquisition, consolidation or merger. Under this law, an adequately capitalized bank holding company may acquire banks in any state if permitted by state law. In addition, banks may acquire branches of out-of-state banks through merger followed by conversion of the acquired bank branches into branches of the resulting bank. Further, banks may establish and operate branches in any state subject to the restrictions of applicable state law. Under Oregon law, an out-of-state bank or bank holding company may merge with or acquire an Oregon state-chartered bank or bank holding company if the Oregon bank, or in the case of a bank holding company, the subsidiary bank, has been in existence for a minimum of three years, and the law of the state in which the acquiring bank in located permits such merger.


70065261.02
                                       -9-

Item 2.  Description of Property.

         The Company currently maintains its executive offices at the offices of the Bank at 2002 N.E. Martin Luther King Jr. Boulevard, Portland, Oregon. The office comprises 5,357 square feet of space in a mixed-use development pursuant to a lease agreement, dated May 6, 1996, which lease is for a term of 10 years at a monthly cost to the Bank of $4,595. It is anticipated that such space will be adequate for the Company's needs including the needs of the Bank.


Item 3.  Directors, Executive Officers and Significant Employees.

         The following table sets forth certain information as to the directors, executive officers and significant employees as of March , 1997.


        Name            Age              Position                     Principal Occupation

Roger S. Ahlbrandt       54          Director of Company              Dean, Portland State University School
                                      and Bank                        of Business

James R. Bradshaw        38          Director of Bank                 Investment Banker, Pacific Crest
                                                                      Securities Inc.

Graham C. Bryce          54          Director of Bank                 Real Estate Investor

Bernard V. Foster        53          Director of Company              Publisher, The Skanner Newspapers

Ted K. Gilbert           44          Director of Company              Real Estate Developer

Avel Louise Gordly       48          Director of Company              State Representative

Michael C. Henderson     49          Chairman of the Board of         President, PacifiCorp Financial
                                      Company and Bank                Services

Sheila D. Holden         41          Director of Company              District Manager, PacifiCorp

Deborah E. Kennedy       43          Director of Company              Managing Director, Cole & Weber

Deborah Saweuyer-Parks   42          Director of Bank                 President and CEO, Oregon
                                                                      Corporation of Affordable Housing

Howard M. Shapiro        64          Vice Chairman of the Board       Consultant
                                      of Company and Bank

Leon C. Smith            48          Director, President,             Banker
                                      Chief Executive Officer of
                                      Company and Bank

Ralph E. Wiita           47          Executive Vice President,        Banker
                                      Chief Financial Officer,
                                      and Secretary of Company,
                                      and the Bank

Jeana M. Woolley         43          Director of Company              Consultant




         The executive officers are Leon C. Smith, President and Chief Executive Officer, and Ralph E. Wiita, Executive Vice President, Chief Financial Officer and Secretary of the Company and the Bank. No director or executive officer of the Company or the Bank has a direct family relationship with another director or executive officer of the Company or the Bank.



70065261.02
                                                       -10-

Business Experience of Directors and Executive Officers

         The following sets forth the business experience of the directors and executive officers for the past five years:

         Roger S. Ahlbrandt is Dean of Portland State University School of Business Administration, a position he has held since 1993. Prior to that time, Dr. Ahlbrandt was a professor and Associate Dean of the Graduate School of Business at the University of Pittsburgh, positions he held from 1982 to 1993. Dr. Ahlbrandt has extensive experience in housing and economic development, and is a member of the Advisory Committee of the Neighborhood Partnership Fund of
the  Oregon  Community  Foundation.  He  also  serves  as a  director  for  ESCO
Corporation   and  the  Ellwood   Group,   Inc.,   steel  and  heavy   equipment
manufacturers.

         James R. Bradshaw, is a Vice President at Pacific Crest Securities Inc., a Portland-based investment banking firm, where he has been employed since 1992 as an investment research analyst focusing on financial institutions. Prior to joining Pacific Crest Securities, Mr. Bradshaw was a senior bank examiner for the State of California and was also a consultant involved in the liquidation of a failed California thrift.

         Graham C. Bryce has served as President of QG Investment Company, a real estate investment company, since 1986. Mr. Bryce has extensive prior experience in the banking and financial services industry, holding positions as an officer at Mellon Bank, Wells Fargo Bank and Orbanco Financial Services. He also served as a director of Sprouse-Reitz Stores, Inc., which was liquidated in bankruptcy in 1994. Mr. Bryce holds a Masters degree in Finance from Northwestern University.

         Bernard V. Foster is owner and publisher of The Skanner Newspapers and is President of the West Coast Black Publishers Association, representing 22 newspapers in 18 markets throughout western United States. Mr. Foster is actively involved in many community organizations and activities which serve the needs of the minority youth and disadvantaged of the Portland area, including sponsorship of the Northeast Neighborhood Fun Run, The Skanner Music Awards, Thanksgiving and Christmas food drives, and the annual Minority Business Enterprise Awards. Mr. Foster is also a member of the Metropolitan Exposition-Recreation Commission, a regional policy-making board.

         Ted K. Gilbert serves as President of Baron Equities and Resources, Inc., a firm specializing in real estate acquisition and development, and has been actively involved in real estate investment and management since 1973. Mr. Gilbert also has experience in creating affordable and low income housing, with an emphasis on north and northeast Portland's inner city neighborhoods. He is Chairman of HOST Development, Inc., a non-profit developer of affordable home ownership.

         Avel Louise Gordly has served as an elected State Representative since 1991. For more than 20 years she has been active in community and social programs, serving as Program Director for the Portland Housing of Umoja (1991) and Associate Executive Secretary (Director) of the Pacific Northwest Region American Friends Service Committee in the Portland, Oregon office (1987-1990).

         Michael C. Henderson is President and Chief Operating Officer of PacifiCorp Holdings Company, a subsidiary of PacifiCorp which controls all of the non-utility operations of PacifiCorp, a position he has held since 1995. Prior to that time, he served, from 1991 to 1995, as President and Chief Executive Officer of PacifiCorp Financial Services, one of the non-utility subsidiaries, a $1.3 billion diversified financial services company with investments in aviation, real estate, computer leasing and manufacturing, and middle-market loan and lease portfolios. Mr. Henderson is a Certified Public Accountant and a Certified Management Consultant, and has more than 16 years of experience as a partner in a major accounting firm. He is active in, and has served on the boards of, several community organizations. Mr. Henderson currently serves as Chairman of the Board of Directors of the Company and the Bank.

         Sheila D. Holden has been employed by PacifiCorp since 1985, and currently serves a district manager of community relations for Pacific Power & Light Company, a subsidiary of PacifiCorp, a position she has held since 1991. She has been actively involved in organizations which assist low-income residents with energy-related issues.


70065261.02
                                      -11-

         Deborah E. Kennedy is Managing Director of Cole & Weber, a Portland advertising agency. Prior to joining Cole & Weber in 1990, Ms. Kennedy was Director of Tourism for the State of Oregon for 3 years, and previously International Advertising Manager for Nike, Inc. She is a member of the board of directors of the Northwest Business Committee for the Arts and the Oregon Independent College Foundation. Ms. Kennedy is also the founder of Cycle Oregon, an annual 450-mile bicycle tour of rural Oregon.

         Deborah Saweuyer-Parks is the President and Chief Operating Officer of the Oregon Corporation for Affordable Housing, a position she has held since its formation in July, 1993. Prior to the formation of the OCAH, she served as the Low-Income Tax Credit Program Manager for the Oregon Housing and Community Services Department. Ms. Saweuyer-Parks graduated from the University of Oregon and has taken graduate courses toward her MBA at the College of William and Mary.

     Howard M. Shapiro is an independent business consultant specializing in management, marketing, fund raising and organizational restructuring. Mr. Shapiro holds a degree in Business Administration, and serves on the boards of several charitable and community organizations.

         Leon C. Smith is President and Chief Executive officer of the Company and the Bank. Prior to joining the Company in January, 1994, Mr. Smith was a Senior Vice President for Bank of Boston, Connecticut, a position he held from 1992 to 1994, and was previously Chief Executive Officer of Emerald City Bank in Seattle, Washington from 1991 to 1992. Mr. Smith has also had extensive experience with community organizations and development lending projects. He holds an MBA from the University of Chicago and a law degree from Northwestern University.

         Ralph E. Wiita is Executive Vice President, Chief Financial Officer and Secretary of the Company and of the Bank. Mr. Wiita joined the Bank in August, 1996. From 1994 to 1996 Mr. Wiita was President and CEO of Visalia Community Bank, a $135 million full service commercial bank in Central California. While at Visalia Community Bank he led the bank to significant market share in the Hispanic community and won a national award for the bank's accomplishments in low-to-moderate income lending. From 1992-1994 Mr. Wiita was Executive Vice President and Chief Financial Officers at Visalia. Before moving to California, Mr. Wiita spent 12 years with Security Pacific Bank, most recently as Senior Vice President and Chief Financial Officer at Security Pacific Bank of Oregon. Mr. Wiita holds a MBA from Michigan State University and a BS from the University of Michigan.

         Jeana M. Woolley is President and principal of JM Woolley & Associates, a planning and development consulting firm she has owned and operated since 1991. Ms. Woolley has over 20 years of experience in publicand private-sector organizations, including management positions in technology and real estate businesses. Ms. Woolley also serves as the Chairperson and Trustee of the Northeast Portland Development Trust, the Company's largest shareholder.


Involvement in Certain Legal Proceedings

         Leon C. Smith, President and Chief Executive Officer of the Company served twenty-two months as President and Chief Executive Officer of Emerald City Bank, a Washington state bank, which failed in 1993 approximately eight months after Mr. Smith had left the bank. Mr. Smith had been appointed at a time when the bank was already a very troubled institution and was subject to an FDIC-imposed consent decree. During Mr. Smith's tenure, the bank significantly decreased its operating losses, increased the loan portfolio, and decreased the level of classified assets. Despite Mr. Smith's success in restoring the institution's balance sheet, the lack of necessary additional capital resulted in the failure of the bank and the appointment of the FDIC as receiver.

         Graham C. Bryce, director of the Bank, served from 1990 to 1994 as a director of the Sprouse, Inc. ("Sprouse"), an operator of retail variety stores. Sprouse filed for protection under chapter 11 of the Federal Bankruptcy Code in 1992, and again in 1993. Sprouse was liquidated in a proceeding under Chapter 7 of the Bankruptcy Code in 1994.




70065261.02
                                      -12-

Item 4.  Remuneration of Directors and Officers.

         The following sets forth the aggregate remuneration of the highest paid executive officer during the past fiscal year. No other executive officers received in excess of $100,000 in 1996. Directors do not receive compensation for service or for participation in meetings of the board of directors.

                            Capacity in which
Name of Individual     Remuneration was received          Aggregate Remuneration

Leon C. Smith          President, Chief Executive Officer           $125,000

Employment Agreements

         As of February 1, 1994, the Company and Leon C. Smith entered into an employment agreement, pursuant to which Mr. Smith has served as President and Chief Executive Officer of the Company and the Bank. The initial agreement was for a term of two years, and was extended for one year at the Company's option. The Company and Mr. Smith are currently negotiating an additional extention, or a new agreement, the terms of which have not yet been determined. Until a new agreement is reached, Mr. Smith will continue to serve under the existing agreement, which provides for an annual salary of $125,000. The agreement further provides for severance pay of $125,000 in the event his employment is terminated as a result of a change of control of the Company by reason of merger, acquisition or otherwise.


Item 5.  Security Ownership of Management and Certain Securityholders.

         The following table sets forth as of March 21, 1997, the shares of Common Stock beneficially owned by all of the directors, nominees for election as directors, and executive officers of the Company. As of that date there were 192,560 shares of the Company's Common Stock issued and outstanding. All shares are held directly unless otherwise indicated.

                              Number of Shares
       Name                  Beneficially Owned       Percent of Class

Roger S. Ahlbrandt                            1,000                  *
James R. Bradshaw                               150                  *
Graham C. Bryce                               1,000                  *
Bernard V. Foster                             3,000                1.6
Ted K. Gilbert                                7,500                3.9
Avel Louise Gordly                               20                  *
Michael C. Henderson                          2,500                1.3
Sheila D. Holden                                100                  *
Deborah Saweuyer-Parks                          100                  *
Howard M. Shapiro                             7,500                3.9
Leon C. Smith                                 2,000                1.0
Ralph E. Wiita                                  -0-                  *
Jeana M. Woolley                                100                  *

All Officers and Directors
as a Group                                  24,970               13.1%
                                       ------------             -----


---------------------------------
* less than 1.0%
     (1) The business address of all directors and officers is 2002 N.E. Martin Luther King, Jr. Blvd., Portland, Oregon 97212.



70065261.02
                                      -13-

Item 6.  Interest of Management and Others in Certain Transactions.

         Various of the directors and officers of the Company and companies or firms in which they had an interest were customers of and had transactions with the Company during 1996 in the ordinary course of business. Additional transactions are expected to take place in the ordinary course of business in the future. All outstanding loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not, in the opinion of management, involve more than normal risks of collectibility nor present other unfavorable features.



                           PART II. OTHER INFORMATION


     Item 1. Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters.

         There is currently no active public market for the Common Stock, and [transactions in the Common Stock have been sporadic]. Accordingly, there is no reliable source of information regarding current market prices. The Company does not intend to apply to any national or regional stock exchange, or to any inter-dealer quotation system, for listing of the Common Stock.

         The Company does not have, nor intend to establish, a cash dividend policy with respect to the Common Stock. Notwithstanding such dividends as may be declared and payable on any or all series of Preferred Stock outstanding, it is anticipated that net income from the operations of the Bank will be retained for use by the Bank as working capital to further the objectives of the Company. Further, as the Company is dependent on dividends from the Bank for income, the availability of funds with which to make dividends to Company shareholders is limited by regulatory constraints on dividends by the Bank.



Item 2.  Legal Proceedings.

                  None.

Item 3.  Changes in and Disagreements with Accountants.

                  Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders.

                  Not applicable.

Item 5. Compliance with Section 16(a) of the Exchange Act.

                  Not applicable.

Item 6.  Reports on Form 8-K.

                  None.




70065261.02
                                      -14-

                                                     PART F/S

Independent Auditors' Report




The Board of Directors
Albina Community Bancorp:


We have audited the accompanying consolidated balance sheets of Albina Community Bancorp and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Albina Community
Bancorp and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


March 7, 1997



70065261.02
                                                       -15-



                                                 ALBINA COMMUNITY BANCORP
                                                      AND SUBSIDIARY

                                                Consolidated Balance Sheets

                                                December 31, 1996 and 1995

                                             Assets                                           1996                 1995
                                             ------                                           ----                 ----

Cash and cash equivalents:
         Cash and due from banks            $1,108,442                                     223,457
         Federal funds sold                                                                429,000            2,100,000
                                                                                           -------            ---------

                  Total cash and cash equivalents                                        1,537,442            2,323,457

Investment securities held to maturity (note 2)                                               -               3,380,443
Investment securities available for sale (notes 2 and 13)                                6,090,352                 -
Loans, net (notes 3, 4 and 10)                                                          11,333,648                 -
Premises and equipment (note 5)                                                            689,801              146,277
Other assets                                                                               175,251               25,056
                                                                                           -------             --------

                  Total assets                                                         $19,826,494            5,875,233
                                                                                        ==========            =========

                                    Liabilities and Shareholders' Equity

Liabilities:
         Demand, noninterest-bearing                                                       688,689                  500
         Demand, interest-bearing                                                          778,432                  -
         Savings accounts           1,057,809                                                  -
         Money market accounts                                                           1,972,870                  -
         Time deposits (note 6)                                                         11,346,410            1,173,000
                                                                                        ----------            ---------

                  Total deposits                                                        15,844,210            1,173,500

         Other liabilities                                                                 423,716              133,733
                                                                                           -------              -------

         Total liabilities                                                              16,267,926            1,307,233
                                                                                        ----------            ---------

Shareholders' equity (note 8):
         Preferred stock, authorized 1,000,000 shares, without par value; 29,388 shares issued and outstanding at December 31, 1996 and 1995:
                  Series  A,  1%;  $1.00  per  share   liquidation   preference;
                    non-cumulative; 20,000 shares designated, 16,300 shares
                    issued and outstanding at December 31, 1996 and 1995                 2,236,058            2,236,058
                  Series B, $1.00 per share liquidation preference;
                    non-cumulative; 10,000 shares designated 8,518 shares
                    issued and outstanding at December 31, 1996 and 1995                   851,800              851,800
                  Series C, 10%, $100.00 per share liquidation preference;
                    non-cumulative; convertible; 10,000 shares designated,
                    4,570 shares issued and outstanding at December 31,
                    1996 and 1995                                                          457,000              457,000
         Common stock:
                  Class    A, without par value;  authorized  3,000,000  shares;
                           191,210 and 165,670 shares issued and outstanding at
                           December 31, 1996 and 1995, respectively                      1,839,532            1,656,700
                  Class B, without par value; authorized 1,000,000 shares;
                           none issued or outstanding at Decembr 31, 1996 and 1995             -                    -
         Accumulated deficit ($1,309,491 and $612,614 allocable to Series A and B preferred stock and $488,513 and $20,944 allocable to
                  common stock at December 31, 1996 and 1995, respectively)            (1,798,004)            (633,558)
         Unrealized loss on available for sale securities                                 (27,818)                  -
                                                                                          -------             -------

                                    Total shareholders' equity                           3,558,568            4,568,000
                                                                                         ---------            ---------

                                    Total liabilities and shareholders' equity         $19,826,494            5,875,233
                                                                                        ==========            =========


See accompanying notes to consolidated financial statements.

70065261.02
                                                           -16-



                                                 ALBINA COMMUNITY BANCORP
                                                      AND SUBSIDIARY

                                           Consolidated Statements of Operations

                                          Years ended December 31, 1996 and 1995




                                                                                                      1996             1995
                                                                                                      ----             ----

Interest income:
          Loans                                                                                   $434,879             -
          Investment securities - taxable                                                          217,498           4,845
          Federal funds sold                                                                       156,643           8,721
          Stock subscriptions                                                                           -           27,383
                                                                                                   -------          ------

               Total interest income                                                               809,020          40,949
                                                                                                   -------          ------

Interest expense:
          Deposits:
          Demand accounts                                                                            7,636              -
          Savings accounts                                                                           8,134              -
          Money market accounts                                                                     45,857              -
          Time deposits (note 6)                                                                   313,025           2,069
                                                                                                   -------           -----

               Total interest expense                                                              374,652           2,069
                                                                                                   -------           -----

               Net interest income                                                                 434,368          38,880

Provisions for loan losses (note 4)                                                                172,590              -
                                                                                                   -------          -----

               Net interest income after provision for
                  loan losses                                                                      261,778          38,880
                                                                                                   -------          ------

Other income:
          Service charges on deposit accounts                                                        6,636              -
          Gain on sale of mortgage loans                                                            13,384              -
          Sold real estate loan fees                                                                 7,918              -
          Other                                                                                     24,404              -
                                                                                                    ------         ------

               Total other income                                                                   52,342              -
                                                                                                    ------         ------

Other expense:
          Salaries and employee benefits                                                           939,910         210,516
          Occupancy and equipment                                                                  134,000           6,390
          Professional fees                                                                         88,896          84,329
          Promotion and advertising                                                                 86,812              -
          Data processing                                                                           65,762              -
          Other                                                                                    163,186          67,410
                                                                                                   -------          ------

               Total other expense                                                               1,478,566         368,645
                                                                                                 ---------         -------

               Loss before provision for income taxes                                          (1,164,446)       (329,765)

Provision for income taxes (note 9)                                                                     -               -
                                                                                               -----------        -------

               Net loss                                                                       $(1,164,446)       (329,765)
                                                                                                =========         =======

Common shares outstanding                                                                          191,210         165,670
                                                                                                   =======         =======

Net loss per share                                                                                 $(6.74)         (47.77)
                                                                                                    =====          ======

See accompanying notes to consolidated financial statements.



70065261.02
                                      -17-


                                                 ALBINA COMMUNITY BANCORP
                                                      AND SUBSIDIARY

                                Consolidated Statements of Changes in Shareholders' Equity

                                          Years ended December 31, 1996 and 1995


                                Preferred stock           Common stock
                                                                                                         Unrealized
                            Number of                  Number of               Contributed  Accumulated    loss on
                             shares       Amount        shares       Amount      capital      deficit    securities      Total

Balance, December 31, 1994           -      $     -              -  $       -       331,646    (303,793)           -       27,853
Contributed capital                  -            -              -          -       324,412           -            -      324,412
Proceeds from sale of stock
    (note 8)                    29,388    3,544,858        165,670  1,656,700     (656,058)           -            -    4,545,500
Net loss                         -          -                -             -          -        (329,765)           -    (329,765)
                             ---------  ------------     ---------- ----------   ----------     -------  ------------ -----------
Balance, December 31, 1995      29,388    3,544,858        165,670  1,656,700          -       (633,558)           -    4,568,000
Proceeds from sale of stock
    (note 8)                         -            -         25,540    182,832          -            -              -      182,832
Net loss                             -            -              -          -          -     (1,164,446)           -   (1,164,446)
Unrealized loss on securities        -            -              -          -          -              -     (27,818)      (27,818)
                             --------- ------------     ---------- ------------  ----------  -----------    --------      --------
Balance, December 31, 1996      29,388    3,544,858        191,210  1,839,532         -      (1,798,004)    (27,818)    3,558,568
                               =======    =========        =======  =========    ==========   ==+=======      ======    ==========


         See accompanying notes to consolidated financial statements.



70065261.02
                                      -18-


                                                 ALBINA COMMUNITY BANCORP
                                                      AND SUBSIDIARY

                                           Consolidated Statements of Cash Flows

                                          Years ended December 31, 1996 and 1995




                                                                                          1996             1995
                                                                                          ----             ----

Cash flows from operating activities:
     Net loss                                                                        $(1,164,446)       (329,765)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation and amortization                                                  48,879             -
           Provision for loan losses                                                     172,590             -
           Accretion of discount on investment securities
               held to maturity                                                         (119,556)
           Increase in other assets                                                     (150,195)        (25,056)
           Increase in other liabilities                                                 289,983         119,542
                                                                                         -------         -------

                  Net cash used in operating activities                                (922,745)        (235,279)
                                                                                       --------           --------

Cash flows from investing activities:
     Purchase of investment securities                                                (8,101,294)      (3,380,443)
     Proceeds freom sales of investment securities
        available for sale                                                             1,983,123            -
     Proceeds from maturities of investment securities
        held to maturity                                                               3,500,000
     Additions to premises and equipment                                               (592,403)         (146,277)
     Increase in loans                                                                 (11,506,238)         -
                                                                                        ----------      ---------

                  Net cash used in investing activities                                (14,716,812)    (3,526,720)
                                                                                        ----------      ---------
Cash flows from financing activities:
     Net increase in deposit liabilities                                               14,670,710       1,173,500
     Proceeds from contributed capital                                                    -               324,412
     Proceeds from stock issuance                                                         182,832       4,545,500
                                                                                       ----------       ---------

                  Net cash provided by financing activities                            14,853,542       6,043,412
                                                                                       ----------       ---------

                  Net (decrease) increase in cash and cash
                      equivalents                                                      (786,015)        2,281,413

Cash and cash equivalents at beginning of year                                         2,323,457           42,044
                                                                                       ---------        ---------

Cash and cash equivalents at end of year                                               $ 1,537,442      2,323,457
                                                                                    ===============     =========

Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
        Interest                                                                       $  340,470             -
        Income taxes                                                                           -              -

Supplemental disclosures of investing activities:
     Unrealized loss on investment securities available
        for sale                                                                          (27,818)            -


See accompanying notes to consolidated financial statements.



70065261.02
                                                           -19-

                            ALBINA COMMUNITY BANCORP
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995




(1)      Nature of Business and Summary of Significant Accounting Policies

         (a) Organization of Company

         Albina Community Bancorp (the Company) was incorporated on August 18, 1993 as an Oregon bank holding company, in connection with PacifiCorp's (a Northwest Portland electric utility holding company) settlement of certain ratepayer litigation. This settlement provided for a contributed cash grant in the amount of approximately $2 million (plus interest) for the investigation and implementation of a community development financial institution. The Company was formed to organize, through the investment of the grant from a community trust (Northeast Portland Community Development Trust, "the Trust"), a Federal Deposit Insurance Corporation insured state chartered community development bank (the Bank) and, at a later time, a real estate development company (the Development Company). The Company will conduct business through these two wholly owned subsidiaries.

         Prior to 1996, the Company was in the development stage and activities were focused primarily on organizing its subsidiaries, developing business strategies and market analyses, preparing applications for and obtaining regulatory approval, raising capital, recruiting personnel, and opening its first branch office.

         In November of 1995, the Company received conditional regulatory approvals to commence banking operations which were dependent upon the completion of capital raising efforts. On December 15, 1995, the Company completed its initial capital raising efforts and invested $4.5 million into Albina Community Bank (the Bank). On December 19, 1995, after receiving approval for Federal Deposit Insurance Corporation insurance, the Bank opened its Portland, Oregon office. The Bank plans to specialize in home mortgages and small business loans primarily to moderate and lower income residents in North and Northeast Portland.

         (b) Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Albina Community Bancorp (the Company), a bank holding company, and its wholly-owned subsidiary, the Bank. Significant intercompany accounts and transactions have been eliminated in consolidation.

         (c) Basis of Financial Statement Preparation

         The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

         Estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

         The Bank is located in Multnomah County of Oregon. A large portion of the Bank's assets are loans, which are collateralized by real estate in this geographic area and, accordingly, the ultimate collectibility of this portion of the Bank's loan portfolio is susceptible to changes in the local market conditions. However, the loan portfolio is diversified and management believes there is no concentration of loans exceeding 10% for any particular industry. It is management's opinion that the allowance for losses on loans is adequate to absorb known and inherent risks in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the reserve may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Bank's allowance for losses on loans. Such agencies may require the banks to recognize additions to the reserve based on their judgments about information available to them at the time of their examinations.


70065261.02
                                      -20-

                            ALBINA COMMUNITY BANCORP
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



         (d) Cash and Cash Equivalents

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds are sold for one-day periods.

         (e) Investment Securities

         Investment securities are classified as either available for sale or held to maturity. Investment securities purchased are recorded as of their trade date. Investment securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities available for sale are stated at market value. Accretion of discounts and amortization of premiums arising at acquisition of investment securities are included in income using methods approximating the interest method. Realized gains or losses on sales of investment securities available for sale, if any, are determined based on the specific identification method. Net unrealized gain or loss on securities available for sale are included, net of tax, as a component of shareholders' equity.

         (f)  Premises and Equipment

         Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is charged to expense using the straight-line method over the estimated useful lives of the assets, which is five to ten years for furniture, equipment, and software and the lesser of twenty years or the life of the lease for leasehold improvements.

         (g) Income Recognition

         Interest is accrued on a level yield basis. The accrual of interest on loans is discounted when, in management's judgment, the future collectibility of interest or principal is in serious doubt. Loans are generally placed on non-accrual status when they are ninety days past due.

         Loan origination and commitment fees, net of certain direct loan origination costs, are recognized over the life of the related loan as an adjustment of yield.

         (h) Income Taxes

         The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (i)  Reclassifications

         Certain reclassifications have been made to the 1995 consolidated financial statements to present them in conformity with the 1996 consolidated financial statements.

         (j)  Net Income Per Share

         Net income per share is based on the weighted average number of common shares outstanding during each year. The weighted average number of common shares outstanding were 172,746 and 6,903 at December 31, 1996 and 1995, respectively.




70065261.02
                                      -21-

                            ALBINA COMMUNITY BANCORP
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements




         (k) Allowance for Loan Losses

         The allowance for loan losses represents management's recognition of the assumed risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance is maintained at a level considered adequate to provide for potential loan losses based on management's assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, loss experience and an overall evaluation of the quality of the portfolio. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. Regulatory examiners may require the banks to recognize additions to the allowances based upon their judgments about information available to them at the time of their examination. Uncollectible interest on loans is charged off or an allowance established by a charge to income equal to all interest previously accrued and interest is subsequently recognized only to the extent cash payments are received until delinquent interest is paid in full and, in management's judgment, the borrower's ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status.

         The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118 (collectively referred to as SFAS No. 114) on January 1, 1995. SFAS No. 114 requires entities to measure certain impaired loans based on the present value of future cash flows discounted at the loan's effective interest rate, or at the loan's market value or the fair value of collateral if the loan is secured. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. If the measurement of the impaired loans is less than the recorded investment in the loan, impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses. All loans have been evaluated for collectibility under the provisions of these statements.


                                   (Continued)


70065261.02
                                      -22-

                            ALBINA COMMUNITY BANCORP
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



(2)       Investment Securities

         The amortized costs, estimated market values, unrealized gains and unrealized losses of investment securities at December 31, 1996 and 1995 are summarized as follows:

                                                                                          Estimated
                                                Amortized    Unrealized     Unrealized      market
                                                 cost          gains         losses         value

1996:
    Available for sale:
       U.S. Government and
          Federal agencies                   $     3,046,859       1,232        (1,592)     3,046,499
       Mortgage-backed securities                  3,071,311         -__       (27,458)     3,043,853
                                                 -----------     -------        ------    -----------

             Total available for sale        $     6,118,170       1,232       (29,050)     6,090,352
-----                                            ===========     =======        ======    ===========

1995:
    Held to maturity:
       U.S. Government                             3,380,443         -__           -__      3,380,443
                                                 -----------     -------       -------    -----------

             Total held to maturity          $     3,380,443         -__           -__      3,380,443
-----                                            ===========     =======       =======    ===========

     Proceeds  from sales of available  for sale  securities  for the year ended
     December 31, 1996 were $1,983,123. Gross realized gains on sales of securities available for sale for year ended December 31, 1996 were $1,463 and gross realized losses were $259. There were no sales of investment securities in 1995.

     Approximate investment portfolio maturities at December 31, 1996 are as follows:

                                                              Estimated
                                            Amortized          market
                                              cost              value

 One year or less                     $      1,553,806        1,548,826
 After one year through five years           1,499,238        1,497,673
 After five years through ten years          3,065,126        3,043,853
                                          ------------     ------------

            Total                     $      6,118,170        6,090,352
-----                                      ============     ============

     Actual   maturities   for   mortgage-backed   securities  may  differ  from
     contractual maturities as borrowers have the right to prepay their obligations.

     The carrying value of securities pledged to secure a line of credit and public deposits as required or permitted by law and securities sold under agreements to repurchase at December 31, 1996 total $1,050,952, all of which relate to U.S. Government and Federal agency securities.


                                   (Continued)


70065261.02
                                      -23-

                            ALBINA COMMUNITY BANCORP
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements




(3) Loans

     Major categories of loans at December 31, 1996 included in the portfolio are as follows:

         Commercial - lines of credit            $       2,482,743
         Commercial - construction                         401,016
         Commercial - real estate                        4,790,122
         Residential - real estate                       3,578,624
         Installment                                       335,518
         Other                                               3,745
                                                    --------------

                    Total loans                         11,591,768

         Deferred loan fees, net                           (85,530)
         Allowance for loan losses                        (172,590)

                    Net loans                    $      11,333,648
-----                                                ==============

Approximate loan portfolio maturities on fixed rate loans and repricing on variable rate loans at December 31, 1996 are as follows:

                                                    Within           One to           After
                                                   one year        five years      five years          Total


         Commercial - lines of credit        $      1,790,559        567,899           124,285       2,482,743
         Commercial - construction                   401,016            -                 -            401,016
         Commercial - real estate                    220,728         757,282         3,812,112       4,790,122
         Residential - real estate                 1,614,818         389,787         1,574,019       3,578,624
         Installment                                  42,600         200,103            92,815         335,518
         Other                                         3,745           -                  -              3,745
                                                 -----------     -----------       -----------     -----------

                                             $     4,073,466       1,915,071         5,603,231      11,591,768
-----                                            ===========     ===========       ===========     ===========

     There were no impaired  loans or loans on nonaccrual  status as of December
31, 1996.

(4)  Allowance for Loan Losses



     Transactions in the allowance for loan losses for the year ended December 31, 1996 were as follows:

         Balance, beginning of year                       $         -
         Provision for loan losses                              172,590
                                                             ----------

         Balance, end of year                             $     172,590
-----                                                        ==========


                                                            (Continued)

70065261.02
                                                       -24-

                            ALBINA COMMUNITY BANCORP
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(5) Premises and Equipment

     The composition of premises and equipment at December 31, 1996 and 1995 are as follows:

                                                     1996           1995
                                                     ----           ----

         Leasehold improvements                 $     347,141           -
         Furniture and equipment                      346,118       106,050
         Software                                      45,421        40,226
                                                   ----------    ----------
                                                      738,680       146,276
         Less accumulated depreciation                 48,879           -__
                                                   ----------    ----------
                                                   $  689,801       146,276
---------                                             =======    ==========
(6)  Time Deposits

     Time   certificates  of  deposit  in  excess  of  $100,000   aggregated  to
     approximately  $4,993,545  and  $500,000  at  December  31,  1996 and 1995,
     respectively. Interest expense on these certificates amounted to approximately $147,481 and $955 for the years ended December 31, 1996 and 1995, respectively.

(7)  Contributed Capital

     In accordance with the terms of the Funding Pledge Agreement dated June 12, 1991, the $2 million contributed grant, as discussed in note 1, consisted of a $1,792,554 absolute grant and an additional fund-raising challenge grant of $316,333 to raise additional capital from third party investors ($1 of this challenge grant would be available for each $3 of third party funds contributed). These grants were set aside in a fund (the Settlement
     Fund) to be used as needed for the investigation and implementation of a community development financial institution.

     Payments and funding requests have been made from the Settlement Fund to assist in the formation of the Company as well as to obtain necessary regulatory approvals, raise capital, and recruit senior officers. Interest accumulates on the Settlement Fund balance monthly. At December 31, 1994, the remaining balance of the Settlement Fund (original contributed grant plus interest less expenditures and funding requests) was $1,875,070.

     Although the Company may have requested funding from the Settlement Fund, the Settlement Fund balance, including the accumulated interest income, was never controlled by the Company and therefore it is not recorded in the accompanying financial statements. In December 1993, a non-profit, limited life charitable trust (the Trust) was formed to receive the balance of the Settlement Fund remaining upon the capitalization and authorization of the Company to carry on business through the Bank. On December 15, 1995, the Settlement Fund balance was transferred to the Trust for investment in the Company and substantially all of the balance of the Settlement Fund ($1,630,000) and amounts previously contributed to the Company from the Settlement Fund ($656,058) were used to purchase shares of the Company's Series A 1% preferred stock. (See note 8.)

(8)  Shareholders' Equity

     Through December 15, 1995, all organization and pre-opening costs and expenses were being paid from proceeds of the Settlement Fund.

     To be entitled to the balance of the Settlement Fund, meet the $316,333 challenge grant, and raise capital for the funding of the Bank, the Company commenced a private placement offering (the Offering) consisting of up to 500,000 shares of Class A common stock of the Company at a price of $10 per share. Closing of the Offering was conditioned on the Company raising a minimum of $4.5 million in total capital, including subscriptions pursuant to the Offering or any other offering or source of funds and funds to be received from the Settlement Trust in connection with the issuance of the Series A preferred stock. In addition, closing of the Offering was contingent on receipt by the Company of regulatory approvals from the Oregon Division of Finance and Corporate Securities, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System. On December 15, 1995, $2,965,500 was raised from the private placement to investors in common and preferred stock. In addition, preferred stock was issued to the Trust in exchange for $1,630,000 in cash and $656,058 of earlier advances from the Settlement Fund which had been recorded as contributed capital. Expenses associated with the offerings of all shares issued, totaling approximately $50,000 were netted against the proceeds of the Series A preferred stock shares. The Company then invested $4,500,000 in the Bank as described in note 1. In November of 1995, the Bank received all required regulatory approvals.

70065261.02
                                                       -25-

                            ALBINA COMMUNITY BANCORP
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements




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


     There are 20,000 shares of preferred stock designated as Series A 1% preferred stock (Series A Preferred) with a liquidation preference of $1.00 per share, and liquidation participation rights at ten times the amount distributable on liquidation with respect to the common stock up to a maximum of $100 per share. The Series A Preferred thus fully participates (after the $1.00 liquidation preference) with the Series B Preferred and the common stock in any gain or loss in shareholder equity if the amount to which the Series A Preferred would be entitled upon liquidation is less than $100 per share. This stock is entitled to a non-cumulative annual dividend of $1 per share, when and as declared by the Board of Directors, which must be paid in any year in which a cash dividend on the common stock is declared. Series A Preferred has the right to elect directors representing 25% of the total number of directors to be elected. Holders of the Series A Preferred will have no other voting rights except for matters which directly affect the rights of that class of stock.

     10,000 shares of preferred stock are designated as Series B 1% non-voting preferred stock (Series B Preferred). These shares are identical to the Series A Preferred except that the Series B Preferred has no voting rights with respect to the election of the Board of Directors, and has no other voting rights, except as required by law.

     10,000 shares of preferred stock are designated as Series C 10% non-voting convertible preferred stock (Series C Preferred). The Series C Preferred is on even parity with the Series A and Series B Preferred with respect to dividend rights, however there is a $100.00 per share liquidation preference for the Series C Preferred. The Series C Preferred is entitled to a non-cumulative annual dividend of $10.00 per share, when and as declared by the Board of Directors, which must be paid in any year in which a cash dividend on the common stock is declared. The Series C Preferred is convertible at the option of the holder into common stock at the rate of ten shares of Class A common stock for each share of Series C Preferred up to a maximum of 4.99% of the shares of Class A common stock outstanding at the time of conversion. Any shares of common stock in excess of 4.99% of Class A common stock issued upon the conversion of Series C Preferred would be shares of Class B non-voting common stock. The Series C Preferred has no voting rights except as required by law. Under certain circumstances, the holders of the Series C Preferred are entitled to have such shares (of the Class A common stock into which such shares are exchanged) registered under applicable securities law for resale.

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



70065261.02
                                                       -26-

                            ALBINA COMMUNITY BANCORP
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements




(9)  Regulatory Matters

     The  Company  is  subject  to  various  regulatory   capital   requirements
     administered by the federal banking agencies. Failure to meet minimum requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and Tier 1 capital to average assets (as defined). Management believes, as of December 31, 1996, that the Company meets all capital adequacy requirements to which it is subject.

     The Company's actual capital amounts and ratios are presented in the following table:

                                                                                               To be well
                                                                    For capital              capitalized under
                                                                     adequacy                prompt corrective
                                             Actual                    purposes               action provisions
                                      Amount       Ratio         Amount       Ratio         Amount        Ratio

         December 31, 1996:
           Total capital (to risk
               weighted assets)    $  3,681,000     33.5%     $    880,960     8.0%    $1,101,200        10.0%
           Tier 1 capital (to risk
               weighted assets)       3,543,000     32.3           440,480     4.0        660,720         6.0
           Tier 1 capital (to
               average assets)        3,543,000     20.5           692,560     4.0        865,700         5.0


     The Bank, as a state-chartered bank with deposits insured by the Federal Deposit Insurance Corporation (FDIC) that are not members of the Federal Reserve System, is subject to the supervision and regulation of the Director of the Oregon Department of Consumer and Business Services, administrated through the Division of Finance and Corporate Securities (Oregon Director), and to the supervision and regulation of the FDIC.

     The Bank, as a state-chartered bank, is prohibited from declaring or paying any dividends in an amount greater than undivided profits. At December 31, 1996 and 1995, the Bank had no undivided profits available for payment of dividends.


(10)  Income Taxes

     At December 31, 1996 and 1995, the Company has deferred tax assets of approximately $690,000 and $241,000, respectively, resulting primarily from capitalized operating costs and net operating loss carryovers for tax purposes and has recorded a valuation allowance for all such deferred tax assets. The Company has no provision for income taxes for the years ended December 31, 1996 and 1995. The Federal and state net operating loss carryovers at December 31, 1996 are approximately $1,223,000 which expire in years 2010 and 2011. The Company's expected tax expense using the U.S. Federal statutory rate differs from the actual rate due to the increase in the Company's valuation allowance.



70065261.02
                                                       -27-

(11)  Transactions with Related Parties

     Some of the Directors, executive officers and principal shareholders of the Company, and the companies with which they are associated, are customers of and have had banking transactions with the Company in the ordinary course of business, and the Company expects to have such transactions in the future. All loans and commitments to loan included in such transactions were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons and, in the opinion of the management of the Company, do not involve more than the normal risk of collectibility or present any other unfavorable features.

     During the year ended December 31, 1996, new loans to related parties totaled $2,297, which is also the amount outstanding to such related parties at December 31, 1996. There was no related party lending activity in 1995.

     PacifiCorp provided office space, utilities and certain furniture at no cost to the Company during 1995.

(12)  Commitments

     The Bank is leasing its branch under an operating lease. The approximate future minimum rental payments under this lease are as follows:

     Years ending December 31:
          1997                                        $        55,140
          1998                                                 55,140
          1999                                                 55,140
          2000                                                 55,140
          2001                                                 55,140
          Thereafter                                          794,935
                                                         ------------
                                                      $     1,070,635

     Rental expense for all operating leases was approximately $46,426 and $2,000 for the years ended December 31, 1996 and 1995, respectively.

(13)  Line of Credit

     The Bank has a $500,000 short-term line of credit with its correspondent bank. This facility will allow the Bank to borrow up to 80% of the value of U.S. Treasury securities pledged as collateral. Securities with a carrying value of $547,889 were pledged at December 31, 1995. The line of credit was unsecured at December 31, 1996. There was no outstanding balance as of December 31, 1996.

(14)  Fair Value of Financial Instruments

     Financial instruments have been construed to generally mean cash or a contract that implies an obligation to deliver cash or another financial instrument to another entity. The fair value of cash equivalents at December 31, 1996 and 1995 approximate the carrying value due to the short-term nature of these instruments. The fair value of investment securities available for sale at December 31, 1996 approximate the carrying value as these securities are stated based on quoted market prices. The estimated fair values of investment securities held to maturity at December 31, 1995 approximate the fair value as these securities were purchased near the end of the period. The fair value of loans and deposits at December 31, 1996 and 1995 approximate fair value as the majority of these instruments were issued toward the latter part of the period and as the Bank has not significantly changed the rate at which it offers deposits or the rates at which it currently lends.

     The Bank did not hold any derivative financial instruments in its investment portfolio at or during the year ended December 31, 1996 and 1995.





70065261.02
                                                       -28-

                                                     PART III


Item 1.  Index to Exhibits

         Exhibit

         2.1 Articles of Incorporation of Albina Community Bancorp, incorporated by reference to Exhibit 2.1 to the registration statement on Form SB-1 (file number 333-3442) declared effective June 27, 1996.

         2.2 Bylaws of Albina Community Bancorp, incorporated by reference to Exhibit 2.2 to the registration statement on Form SB-1 (file number 333-3442) declared effective June 27, 1996.

         6.1      Employment   Contract  of  Leon  C.  Smith,   incorporated  by
                  reference to Exhibit 6.1 to the registration statement on Form SB-1 (file number 333-3442) declared effective June 27, 1996.

         6.2 Lease Agreement, dated May 6, 1996, relating to the Bank's offices at 2002 N.E. Martin Luther King, Jr. Blvd., Portland, Oregon, incorporated by reference to Exhibit 6.4 to the registration statement on Form SB-1 (file number 333-3442) declared effective June 27, 1996.

         27       Financial Data Schedule





70065261.02
                                                       -29-

                                                    SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBINA COMMUNITY BANCORP


By:   /s/ Leon C. Smith
         Leon C. Smith
         President and Chief Executive Officer

Date:    March 27, 1997

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated:


     /s/ Ralph E. Wiita Ralph E. Wiita, Vice President and Chief Financial Officer (Chief Accounting Officer) Date: March 28, 1997


         /s/ Michael C. Henderson           /s/ Howard M. Shapiro
Michael C. Henderson, Director, Chairman    Howard M. Shapiro, Director,
Date:  March 28, 1997                       Vice-Chairman
                                            Date:  March 28, 1997


         /s/  Roger S. Ahlbrandt               /s/ Bernard V. Foster
Roger S. Ahlbrandt, Director                 Bernard V. Foster, Director
Date:  March 28, 1997                        Date:  March 28, 1997



Ted K. Gilbert, Director                     Avel Louise Gordly, Director
Date:  March      , 1997                     Date:  March      , 1997



Sheila D. Holden, Director                   Deborah E. Kennedy, Director
Date:  March      , 1997                     Date:  March      , 1997


         /s/ Jeana M. Woolley                  /s/ Leon C. Smith
Jeana M. Woolley, Director                   Leon C. Smith, Director
Date:  March 28, 1997                        Date:  March 27, 1997